Form 10QSB
period 2007-03-31
EUROMEDIA HOLDINGS CORP
filed 2007-09-06
CIK 1389952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 000-52474

EUROMEDIA HOLDINGS CORP.
(Exact name of Registrant as specified in charter)

FLORIDA
(State or other jurisdiction of incorporation or organization)

20-4204678
(IRS Employer Identification Number)

Suite 800, 1395 Brickell Avenue, Miami, FL 33131-3300
(Address of principal executive offices) (ZIP Code)

305-529-6220
(Registrant's telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2007 was 32,525,600 shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	March 31,
	2006	2007
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$8,723	$25,178
Prepaid expenses	118,500	99,150
Total current assets	127,223	124,328

Property and equipment, net	1,249	1,155
Film licenses, net of amortization	140,829	136,460

Total assets	$269,301	$261,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$401,143	$447,257
Accrued expenses	606,092	752,561
Total current liabilities	1,007,235	1,199,818

Long-term Liabilities
Note payable - Related Party	288,391	341,692
Total current liabilities	288,391	341,692

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000 shares authorized,
32,320,000 and 32,372,000 shares issued and outstanding
at December 31, 2006 and March 31, 2007 (unaudited)	32,320	32,372
Additional paid-in capital	664,623	690,571
Subscription receivable	(11,925)	-
Accumulated deficit during the
development stage	(1,711,343)	(2,002,510)
Total stockholders’ deficit	(1,026,325)	(1,279,567)

Total liabilities and stockholders' deficit	$269,301	$261,943

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Statements of Operations

			For the Period
			October 22, 2003
	For the Three Months Ended		(date of inception)
	March 31		to
	2007	2006	March 31, 2007
	(Unaudited)		(Unauditedd)

Net sales	$6,344	$-	$19,369
Cost of goods sold	-	-	-
Gross profit	6,344	-	19,369

Operating expenses
Consulting services - officers	112,500	112,500	562,500
Consulting services	83,046	61,965	545,337
Advertising & promotions	-	18,330	126,299
Other general and administrative	51,497	21,420	476,433
Video distribution & delivery	37,290	7,625	85,673
Legal and accounting	9,209	58,705	208,200
Operating income (loss)	293,542	280,545	2,004,442

Non operating income (expense)
Interest expense	(3,969)	-	(13,061)
Miscellaneous income	-	-	(4,376)
	(3,969)	-	(17,437)

(Loss) from operations before income taxes	(291,167)	(280,545)	(2,002,510)

Provision for income taxes	-	-	-
Net income (loss)	$(291,167)	$(280,545)	$(2,002,510)

Net (loss) per share	$(0.009)

Weighted average common shares outstanding	32,336,756

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit

					Accumulated
					Deficit During
					the
	Common		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total
Balance at January 1, 2005	2	$2	$132,434	$-	$(210,864)	$(78,428)
Additional contributed capital	-	-	70,170	-	-	70,170
Net (loss)	-	-	-	-	(285,070)	(285,070)
Balance at December 31, 2005	2	2	202,604	-	(495,934)	(293,328)

Additional contributed capital	-	-	284,912	-	-	284,912

To record reverse merger with New -Era Trading Goup, Inc.	(2)	(2)	2	-	-	-
Issuance of common stock to shareholders of Eurocinema in connection with merger	19,000,000	19,000	(19,000)	-	-	-
Issuance of common stock to shareholders of New Era and record equity section	1,000,000	151,210	1,370,344	-	(1,521,554)	-
of New-Era in connection with the merger, and		(150,210)	150,210	-	-	-
to reflect the survivor's equity balances			(1,521,554)	-	1,521,554	-

Issuance of common stock for promissory notes	11,925,000	11,925	-	(11,925)	-	-
Issuance of common stock for cash	30,000	30	14,970	-	-	15,000
Issuance of common stock for cash and services	200,000	200	99,800	-	-	100,000
Issuance of common stock for services	165,000	165	82,335	-	-	82,500
Net (loss) for the year	-	-	-	-	(1,215,408)	(1,215,408)
Balance at December 31, 2006	32,320,000	32,320	664,623	(11,925)	(1,711,343)	(1,026,325)
Cancellation of subscription notes	-	-	-	11,925	-	11,925
Issuance of common stock for cash	52,000	52	25,948	-	-	26,000
Net (loss)	-	-	-	-	(291,167)	(291,167)
Balance at March 31, 2007 (unaudited)	32,372,000	$32,372	$690,571	$-	$(2,002,510)	$(1,279,567)

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Statements of Cash Flows

			For the Period
			October 22, 2003
	For the Three Months Ended		(date of inception)
	March 31,		to
	2007	2006	March 31, 2007
	(Unaudited)		(Unaudited)
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(291,167)	$(280,545)	$(2,002,510)
Adjustments to reconcile earnings from continuing
operations to net cash provided by operating activities:
Depreciation and amortization	15,463	8,360	51,694
Issuance of common stock in exchange for services	-	-	194,225
Sale of common stock in exchange for subscription receivable	11,925	-	-
Change in working capital components:
Prepaid expenses	19,350	-	(99,150)
Accounts payable	46,114	50,440	447,257
Accrued expenses	146,469	159,500	752,561
Net cash (used) by operating activities	(51,846)	(62,245)	(655,923)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-	(1,899)
Purchase of licenses	(11,000)	(32,800)	(187,410)
Net cash (used) in investing activities	(11,000)	(32,800)	(189,309)

Cash Flows From Financing Activities
Capital contributions	-	-	355,082
Proceeds from sale of stock	26,000	-	173,636
Loan payable – Related party	53,301	112,564	341,692
Net cash provided by investing activities	79,301	112,564	870,410

Net increase (decrease) in cash and cash equivalents	16,455	17,519	25,178

Cash And Cash Equivalents, Beginning of the Period	8,723	-	-

Cash And Cash Equivalents, End of the Period	$25,178	$17,519	$25,178

SUPPLEMENTAL DISCLOSURES ON INTEREST
AND INCOME TAXES PAID:
Interest paid for the period	$-	$-	$-
Income taxes paid for the period	$-	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp
(A Development Stage Enterprise)
Notes to Financial Statements
For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The balance sheet as of March 31, 2007, the statements of operations, statements of cash flows, and statements of stockholders’ equity for the three months ended March 31, 2007 and 2006 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

(b)History of the Company

EuroMedia Holdings Corp., formerly Eurocinema Corp. (“the Company”) was formed as a Delaware corporation on October 22, 2003.

On April 21, 2006, the Company entered into a merger agreement with New-Era Trading Group, Inc. (“New Era”), whereby all of the outstanding shares of the Company were exchanged by its shareholders for 19,000,000 shares of New-Era. As a result of the merger, New-Era was the surviving corporation. New-Era has no assets or liabilities and had 1,000,000 shares outstanding. Immediately after the merger New-Era changed its name to EuroMedia Holdings Corp.

For accounting purposes, the merger was treated as a reverse merger, whereby the Company (Eurocinema Corp.) was treated as the acquiring company, and New-Era was treated as the acquired corporation.

(c) Development Stage Enterprise

Since its inception, the Company’ business activity to date has been primarily of developing its business plan, obtaining distribution licenses, negotiating with cable providers for the provision of European movies to cable customers on demand, raising funds privately and issuing common stock for services. The Company expects to continue to incur significant operating losses and to generate negative cash flow from operating activities while it develops a market for its products.

The Company's ability to eliminate operating losses and to generate positive cash flow from operations in the future will depend upon a variety of factors, many of which it is unable to control. If the Company is unable to implement the Company’s business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow, or achieve or sustain profitability, which would materially adversely affect its business, operations, and financial results, as well as its ability to make payments on its debt obligations.

(c) Revenue Recognition

The Company is principally in the business of licensing European films, and negotiating with cable providers for the provision of these movies to cable customers on demand. The Company records revenue from the distribution of European movies in accordance with Statement of Financial Accounting Standard No. 50 - Financial Reporting in the Record and Music Industry. Revenue is generally recognized when the Company receives an “accounting” of the movies shown by the respective cable providers.

(d) Cash and Cash Equivalents

The Company believes is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or designated for assets acquisitions, and certificates of deposit that have an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents at March 31, 2007.

(e) Fair Value of Financial Instruments

The carrying amounts of accounts payable and loan payable approximates their fair value at March 31, 2007, because of the short maturity of these instruments.

(f) Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at March 31, 2007.

(g) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of film licenses and related production costs, and record an impairment loss to the extent that the carrying amounts of the assets exceed its fair value. Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at March 31, 2007.

(h) Stock Based Compensation

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

(i) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(j) Income Taxes

The Company records federal and state income tax liability in accordance with SFAS 109 - Accounting for Income Taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(k) Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations as incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The Company had no direct-response advertising costs for the three months ended March 31, 2007.

(l) Earnings (Loss) Per Share

Basic EPS is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

Based on an estimated current value of the Company’s stock being equal to or less than the exercise price of the warrants, none of the shares assumed issued upon conversion of the warrants are included in the computation of fully diluted loss per share, since their inclusion would be anti-dilutive.

2. Going Concern

For the three months ended March 31, 2007 and from October 22, 2003 (date of inception) through March 31, 2007, the Company incurred a net loss of $291,167 and $2,002,510 respectively. As of March 31, 2007, the Company had a negative working capital of $1,075,490 of negative working capital and $25,178 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its parent company, and its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business

3. Film Licensing

Film licensing and related production costs at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Film licenses and production costs	$187,410	$176,410
Accumulated amortization	50,950	35,581
	$136,460	$140,829

The Company licenses foreign film over 1-3 year periods, some of which are renewable and incurs production costs in order to prepare the films for distribution. The Company capitalized the film licenses and related production costs and amortizes them over the production lives of the respective films.

Amortization of films and productions costs for the three months ended March 31, 2007 and from October 22, 2003 (date of inception) through March 31, 2007 was $15,369 and $50,851 respectively.

4. Accrued Expenses

Accrued expenses at March 31, 2007 and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
Accrued Compensation - Officers	$392,250	$317,000
Accrued Consulting	347,250	280,000
Accrued Interest	13,061	9,092
	$752,561	$606,092

5. Related Parties Disclosures

(a) Accrued Compensation - Officers and Directors

The Company accrued compensation payable to its CEO and Director, and its Vice-President of Corporate Affairs and Secretary in the aggregate amount of $26,417 per month, based on their consulting agreements commencing January 1, 2006. At March 31, 2007, and December 31, 2006, the amount due under these consulting agreements was $392,250 and $317,000 respectively.

(b) Loan from Related Party

The Company’s CEO agreed to provide financing to the Company up to $500,000. The amount of advances and/or promissory note outstanding as March 31, 2007, and December 31, 2007, amounts to $341,691 and $288,391 respectively. Accrued interest on this loan was $13,061 and $9,092 at March 31, 2007 and December 31, 2006 respectively.

The loan or any part of the loan can be converted into the Company’s common stock at the most recent price at which the Company has sold shares to investors. The conversion is at the option of the shareholder.

(c) Purchase of common stock

During the three months ended March 31, 2007, the Company’s CEO purchased 52,000 shares of common stock from the Company for $26,000 in cash.

6. Income Taxes

The Company has not recorded any current or deferred income tax expense or benefit allocated to continuing operations for the three months ended March 31, 2007.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

Three Months Ended March 31, 2007
Income tax benefit at statutory rate	$(101,908)
Increase (decrease) in income taxes due to:
State income taxes, net	-
Change in valuation allowance	101,908
All other	-

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability), current:
Accrued expenses	$263,396
Valuation allowance	(263,396)
$0
Deferred tax asset (liability), non-current:
Net operating loss	$(161,637)
Property and equipment	149
Valuation allowance	161,488
$0

The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

10. Commitments and Contingencies

Legal Fees Dispute

The Company has a dispute over the charges from its former patent attorney. As a result of an action filed by the patent attorney, and counter motions by the Company, the matter has been referred to arbitration. A date for such arbitration has been set. The Company has recorded the full amount outstanding to the patent attorney of $71,760 at December 31, 2006 and March 31, 2007., and therefore management does not believe the result of this case would have a detrimental affect on the Company’s financial statements.

Trademark Dispute

On August 13, 2005, Ildemaro Martinez, Jr. filed an opposition to the Company’s use of the mark “Eurocinema”, and claim he has used this mark continuously since 1995. The Company has responded and filed for dismissal of action. To date no resolution has been reached, and the case is presently suspended pending a decision of the Company’s motion to dismiss, and Mr. Martinez’s motion for sanctions. The Company does not believe that the result of this case would have a detrimental effect on the Company’s financial statements.

Consulting Agreements

During the year ended December 31, 2006, the Company entered into a number of consulting agreements with unrelated individuals to provide services to the company, generally over a two-year period in exchange for the issuance of shares of the Company’s common stock.

The Company has engaged Watch Hill Advisors, LLC to assist with the sale of its shares under the Company’s private placement being prepared. The Company issued Watch Hill 200,000 shares of its common stock as an advisory fee and has agreed to issue up to 500,000 stock purchase warrants as compensation for placement of the shares, the number being in proportion to the number of shares sold.

Operating Leases

On February 15, 2007, the Company renewed the lease agreement for its executive offices in Miami, Florida, pursuant to a month-to-month lease with an unrelated landlord, at approximately $1,685 per month, including applicable sales tax. The Company also pays the landlord for miscellaneous office services, parking, etc.

Rental expense for the three months ended March 31, 2007 and from October 22, 2003 (date of inception) through March 31, 2007 was $5,167 and $91,666 respectively.

Item 2. Management’s discussion and analysis or plan of operations.

PLAN OF OPERATIONS

We are presently in the phase of refining our business plan and seeking the initial funding we need to develop our sales and marketing plan. We will continue the development of this plan as and when we receive funding and continue in this mode until successfully completing our funding plan. There is no assurance that we will be successful in obtaining adequate funding to develop our business plan. In the event we are unable to obtain adequate funding to develop our business plan, we would consider a joint venture with another company that has adequate resources to accomplish our marketing and business plan for the distribution of foreign film, or we may consider selling our rights to our film inventory outright and distributing the proceeds to our shareholders.

Company Resources

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we have $25,178 in cash at March 31, 2007, and $158,308 remaining on the line of credit from our CEO, which is not sufficient to satisfy our cash requirements for the next 12 months without securing additional financing. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. Our success in developing our business plan is dependent upon the level of financing we are able to secure.

Our Marketing Plan

The next phase in our business development will be implementation of our sales and marketing plan for the distribution of our foreign films. We are in the process of securing distribution agreements with a number of cable providers for the distribution of our films. We have secured distribution agreements with DirecTV, Bit-Torrent, Inc., Google, Tangerine Global, LLC, Shaw Cablesystems, GP; Rogers Cable Communications, and others.

We anticipate that as funding is received, of which there is no assurance, we will continued our marketing and advertising efforts, acquire licenses to a larger number of European films, or libraries of European films, and perform the necessary production required to bring the films to market. We also anticipate hiring additional staff to handle support requirements for an increased level of business. The number of employees we hire during the next twelve months will depend upon the level of funding and sales achieved.

Funding

In order to achieve the funding we need, we intend to offer shares of our common stock at an aggregate price of $5 million in private transactions which satisfy the requirements for one or more exemptions from registration under the Securities Act of 1933. There is no assurance that we would be successful in raising sufficient funds to implement our business plan.

Liquidity and Capital Resources

For the three months ended March 31, 2007 and from October 22, 2003 (date of inception), the Company incurred a net loss of $291,167 and $2,002,510 respectively. Of the losses for these two periods, $230,359 and $1,353,756 respectively, consisting of depreciation and amortization ($15,463 and $51,694), deferred compensation to our officers and consultants ($195,546 and $1,107,837), and issuance of common stock in exchange for services ($19,350 and $194,225), and others, did not represent the use of cash. These changes plus others brought the total cash used in operations to $51,846 and $655,923, respectively.

As of March 31, 2007, the Company had a negative working capital of $1,075,490 of negative working capital and $25,178 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its parent company, and its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

On December 31, 2006, we obtained a loan commitment from our CEO, in the amount of $500,000 under a master promissory note, due on demand, with interest at the rate of 5% per annum. We have been receiving advances on this note on an as needed basis and have drawn $341,692 as of March 31, 2007, and have effectively a line of credit outstanding of $158,308 available to us on an as needed basis.

Item 3.  Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our the period ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 3A(T).

Not applicable

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The registrant is engaged in the following legal proceedings at the date of this report:
On August 13, 2005, Ildemaro Martinez, Jr. filed a opposition to the Company’s use of the mark “Eurocinema”, and claim he has used this mark continuously since 1995. The Company has responded and filed for dismissal of action. To date no resolution has been reached, and the case is presently suspended pending a decision of the Company’s motion to dismiss, and Mr. Martinez’s motion for sanctions. The Company does not believe that the result of this case would have a detrimental effect on the Company’s financial statements.

The Company has a dispute over the charges from its patent attorney, Feldman Gale P.A. As a result of an action filed by Feldman Gale P.A., and counter motions by the Company, the matter has been referred to arbitration. A date for such arbitration has been set. The Company has recorded the full amount outstanding to Feldman Gale, P.A. of $71,760 at March 31, 2007, and therefore management does not believe the result of this case would have a detrimental affect on the Company’s financial statements.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.A Principal Executive Officer's Certification

31.B Principal Accounting Officer's Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EuroMedia Holdings Corp.
(Registrant)

Date: September 5, 2007	By:	/s/ Sebastien Perioche Sebastien Perioche,
President & Principal Executive Officer

Date: September 5, 2007	By:	/s/ Cristino L. Perez Cristino L. Perez,
Principal Financial Officer