Form 10QSB
period 2007-06-30
EUROMEDIA HOLDINGS CORP
filed 2007-09-18
CIK 1389952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Balance Sheets

	December 31,	June 30,
	2006	2007
ASSETS		(Unaudited)
Current assets
Cash and cash equivalents	$8,723	$273
Prepaid expenses	118,500	79,800
Total current assets	127,223	80,073

Property and equipment, net	1,249	1,092
Film licenses, net of amortization	140,829	152,814

Total assets	$269,301	$233,979

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$397,973	$475,478
Accrued expenses	609,262	917,187
Total current liabilities	1,007,235	1,392,665

Long-term Liabilities
Note payable - Related Party	288,391	325,505
Total current liabilities	288,391	325,505

Stockholders' Deficit
Common stock, $.001 par value, 100,000,000 shares authorized 32,320,000 and 32,525,600 shares issued and outstanding at December 31, 2006 and June 30, 2007 (unaudited)	32,320	32,526
Additional paid-in capital	664,623	767,217
Subscription receivable	(11,925)	-
Accumulated deficit during the development stage	(1,711,343)	(2,283,934)
Total stockholders’ deficit	(1,026,325)	(1,484,191)

Total liabilities and stockholders' deficit	$269,301	$233,979

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Statements of Operations

	For the Six Months Ended		For the Three Months Ended		For the Period October 22, 2003 (date of
	June 30,		June 30,		inception) to
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)		(Unaudited)		(Unaudited)
Net sales	$23,048	$4,622	$16,704	$4,622	$36,073
Cost of goods sold	-	-	-	-	-
Gross profit	23,048	4,622	16,704	4,622	36,073

Operating expenses
Consulting services - Officers	225,000	225,000	112,500	112,500	675,000
Consulting services	170,446	190,519	87,400	128,554	632,736
Advertising & promotions	-	25,440	-	7,110	127,649
Other general and administrative	91,536	79,099	40,039	57,679	396,388
Video distribution & delivery	74,495	33,632	37,205	26,007	241,379
Legal and accounting	26,833	79,043	17,624	20,338	225,824
Operating income (loss)	588,310	632,733	294,768	352,188	2,298,976

Non operating income (expense)
Interest expense	(7,447)	(3,617)	(3,478)	(3,617)	(16,540)
Loss on sale of assets & other expenses	-	-	-	-	(4,609)
Miscellaneous income	118	-	118	-	118
	(7,329)	(3,617)	(3,360)	(3,617)	(21,031)

(Loss) from operations before income taxes	(572,591)	(631,728)	(281,424)	(351,183)	(2,283,934)

Provision for income taxes	-	-	-	-	-
Net income (loss)	$(572,591)	$(631,728)	$(281,424)	$(351,183)	$(2,283,934)

Net (loss) per share	$(0.018)		$(0.009)

Weighted average common shares outstanding	32,428,877		32,336,756

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit

					Accumulated
					Deficit During
					the
	Common		Additional	Subscription	Development
	Shares	Stock	Paid-in Capital	Receivable	Stage	Total
Balance at January 1, 2005	2	$2	$132,434	$-	$(210,864)	$(78,428)
Additional contributed capital	-	-	70,170	-	-	70,170
Net (loss)	-	-	-	-	(285,070)	(285,070)
Balance at December 31, 2005	2	2	202,604	-	(495,934)	(293,328)

Additional contributed capital	-	-	284,912	-	-	284,912

To record reverse merger with New -Era Trading Goup, Inc.	(2)	(2)	2	-	-	-
Issuance of common stock to shareholders of Eurocinema in connection with merger	19,000,000	19,000	(19,000)	-	-	-
Issuance of common stock to shareholders of New Era and record equity section	1,000,000	151,210	1,370,344	-	(1,521,554)	-
of New-Era in connection with the merger, and		(150,210)	150,210	-	-	-
to reflect the survivor's equity balances			(1,521,554)	-	1,521,554	-

Issuance of common stock for promissory notes	11,925,000	11,925	-	(11,925)	-	-
Issuance of common stock for cash	30,000	30	14,970	-	-	15,000
Issuance of common stock for cash and services	200,000	200	99,800	-	-	100,000
Issuance of common stock for services	165,000	165	82,335	-	-	82,500
Net (loss) for the year	-	-	-	-	(1,215,408)	(1,215,408)
Balance at December 31, 2006	32,320,000	32,320	664,623	(11,925)	(1,711,343)	(1,026,325)
Issuance of common stock purchase				11,925		11,925
warrants in exchange for services	205,600	206	102,594		-	102,800
Net (loss)	-	-	-	-	(572,591)	(572,591)
Balance at June 30, 2007 (unaudited)	32,525,600	$32,526	$767,217	$-	$(2,283,934)	$(1,484,191)

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp.
(A Development Stage Enterprise)
Statements of Cash Flows

	For the Six Months Ended		For the Three Months Ended		For the Period October 22, 2003 (date of
	June 30,		June 30,		inception) to
	2007	2006	2007	2006	June 30, 2007
	(Unaudited)		(Unaudited)		(Unaudited)
Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(572,591)	$(631,727)	$(281,424)	$(351,183)	$(2,283,934)
Adjustments to reconcile earnings from continuing
operations to net cash provided by operating activities:
Depreciation and amortization	32,505	16,721	17,042	8,361	68,736
Issuance of common stock in exchange for services	-	124,820	-	124,750	194,225
Sale of common stock in exchange for subscription receivable	11,925	-	-	-	-
Change in working capital components:
Prepaid expenses	38,700	(97,721)	19,350	(97,721)	(79,800)
Accounts payable	74,335	159,043	28,221	108,603	475,478
Accrued expenses	311,095	304,617	164,626	145,117	917,187
Net cash (used) by operating activities	(104,031)	(124,247)	(52,185)	(62,073)	(708,108)

Cash Flows From Investing Activities
Purchase of property and equipment	(33)	-	(33)	-	(1,932)
Purchase of licenses	(44,300)	(77,650)	(33,300)	(44,850)	(220,710)
Net cash (used) in investing activities	(44,333)	(77,650)	(33,333)	(44,850)	(222,642)

Cash Flows From Financing Activities
Capital contributions	-	201,517		-	355,082
Proceeds from sale of stock	102,800	-	76,800	89,024	250,436
Increase (decrease) in Loan payable - Related party	37,114	6,300	(16,187)	6,300	325,505
Net cash provided by investing activities	139,914	207,817	60,613	95,324	931,023

Net increase (decrease) in cash and cash equivalents	(8,450)	5,920	(24,905)	(11,599)	273

Cash And Cash Equivalents
Beginning of period	-	-	25,178	17,519	-

End of the period	$(8,450)	$5,920	$273	$5,920	$273

Supplemental Disclosures on Interest and
IncomeTaxes Paid:
Interest paid for the period	$-	$-	$-	$-	$-
Income taxes paid for the period	$-	$-	$-	$-	$-

Supplemental Schedule of NonCash Investing
AND FINANCING ACTIVITIES:
Sale of stock in exchange for subscription receivable	$(11,925)	$-	$-	$(11,925)	$(11,925)

The accompanying notes are an integral part of these financial statements.

EuroMedia Holdings Corp
(A Development Stage Enterprise)
Notes to Financial Statements
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

1. Basis of Presentation, Business and Summary of Significant Accounting Policies

(a) Basis of Presentation

The balance sheet as of June 30, 2007, the statements of operations, statements of cash flows, and statements of stockholders’ equity for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

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

(d) Revenue Recognition

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

(e) Cash and Cash Equivalents

The Company believes is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts that are not subject to withdrawal restrictions or designated for assets acquisitions, and certificates of deposit that have an original maturity of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents at June 30, 2007.

(f) Fair Value of Financial Instruments

The carrying amounts of accounts payable and loan payable approximates their fair value at June 30, 2007, because of the short maturity of these instruments.

(g) Property and Equipment

Property and equipment are recorded at historical cost. Depreciation is computed on the straight-line method over estimated useful lives of the respective assets, ranging from three to five years. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon the Company's most recent analysis, management believes that no impairment of property and equipment exists at June 30, 2007.

(h) Impairment of Intangible Assets

Periodically, the Company assesses the recoverability of the Company’s intangible assets, consisting of film licenses and related production costs, and records an impairment loss to the extent that the carrying amounts of the assets exceed its fair value. Based upon management's most recent analysis, the Company believes that no impairment of the Company’s tangible or intangible assets exist at June 30, 2007.

(i) Stock Based Compensation

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

(j) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

(k) Income Taxes

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

(l) Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations as incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. The Company had no direct-response advertising costs for the three months ended June 30, 2007.

(m) Earnings (Loss) Per Share

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

2. Going Concern

For the six months ended June 30, 2007, and from October 22, 2003 (date of inception) to June 30, 2007, the Company incurred a net loss of $572,591 and $2,283,934 respectively. As of June 30, 2007, the Company had negative working capital of $1,312,592 and $273 of cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, subsequent offerings of its common stock or debt financing in order to operate and grow the business.

3. Film Licensing

Film licensing and related production costs at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Film licenses and production costs	$220,710	$176,410
Accumulated amortization	67,896	35,581
	$152,814	$140,829

The Company licenses foreign film over 1-3 year periods, some of which are renewable and incurs production costs in order to prepare the films for distribution. The Company capitalized the film licenses and related production costs and amortizes them over the production lives of the respective films.

Amortization of films and productions costs for the three and six months ended June 30, 2007 and 2006, and from October 22, 2003 (date of inception) through June 30, 2007 was as follows:

Three months ended June 30, 2007	$ 16,937
Three months ended June 30, 2006	$ 245
Six months ended June 30, 2007	$ 32,316
Six months ended June 30, 2006	$ 1,725
October 22, 2003 through June 30, 2007	$ 67,798

4. Accrued Expenses

Accrued expenses at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Accrued Compensation - Officers	$467,050	$317,000
Accrued Consulting	424,647	280,000
Legal and Accounting	8,500	0
Accrued Interest	16,540	9,092
	$917,187	$606,092

5. Related Parties Disclosures

(a) Accrued Compensation - Officers and Directors

The Company accrued compensation payable to its CEO and Director, and its Vice-President of Corporate Affairs and Secretary in the aggregate amount of $26,417 per month, based on their consulting agreements commencing January 1, 2006. At June 30, 2007 and December 31, 2006, the amounts due under these consulting agreements were $467,050 and $317,000, respectively.

(b) Loan from Related Party

The Company’s CEO agreed to provide financing to the Company up to $500,000. The amount of advances and/or promissory note outstanding as June 30, 2007 and December 31, 2006, amounts to $325,505 and $288.391, respectively. Accrued interest on this loan was $16,540 and $9,092 at June 30, 2007 and December 31, 2006, respectively.

The loan or any part of the loan can be converted into the Company’s common stock at the most recent price at which the Company has sold shares to investors. The conversion is at the option of the shareholder.

(c) Purchase of common stock

During the six months ended June 30, 2007, the Company’s CEO purchased 205,600 shares of common stock from the Company for $102,800 in cash.

6. Income Taxes

The Company has not recorded any current or deferred income tax expense or benefit allocated to continuing operations for the six months ended June 30, 2007.

The income tax provision differs from the amount of tax determined by applying the federal statutory rate as follows:

Six Months Ended June 30, 2007
Income tax benefit at statutory rate	$(200,407)
Increase (decrease) in income taxes due to:
State income taxes, net	-
Change in valuation allowance	200,407
All other	-
$0

Net deferred tax assets and liabilities were comprised of the following:

Deferred tax asset (liability), current:
Accrued expenses	$321,015
Valuation allowance	(321,015)
$0
Deferred tax asset (liability), non-current:
Net operating loss	$(120,753)
Property and equipment	144
Valuation allowance	120,609
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

10. Commitments and Contingencies

Legal Fees Dispute

The Company has a dispute over the charges from its former patent attorney. As a result of an action filed by the patent attorney, and counter motions by the Company, the matter has been referred to arbitration. A date for such arbitration has been set. The Company has recorded the full amount outstanding to the patent attorney of $71,760 at December 31, 2006 and June 30, 2007, and therefore management does not believe the result of this case would have a detrimental affect on the Company’s financial statements.

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

Consulting Agreements

During the year ended December 31, 2006, the Company entered into a number of consulting agreements with a unrelated individuals to provide services to the company, generally over a two-year period in exchange for the issuance of shares of the Company’s common stock.

The Company has an agreement with a consultant who is to receive a commission equal to 10% of the gross revenue from two of the Company’s distribution contracts. The consultant was instrumental in securing these two contracts.

Operating Leases

On February 15, 2007, the Company renewed the lease agreement for its executive offices in Miami, Florida, pursuant to a month-to-month lease with an unrelated landlord, at approximately $1,685 per month, including applicable sales tax. The Company also pays the landlord for miscellaneous office services, parking, etc.

Rental expense for the three and six months ended June 30, 2007 and 2006, and from October 22, 2003 (date of inception) through June 30,, 2007 was as follows:

Three months ended June 30, 2007	$6,073
Three months ended June 30, 2006	$4,996
Six months ended June 30, 2007	$11,240
Six months ended June 30, 2006	$7,474
October 22, 2003 through June 30, 2007	$91,666

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

Company Resources

As more fully described in “LIQUIDITY AND CAPITAL RESOURCES”, we have $273 in cash at June 30, 2007, and $174,495 remaining on the line of credit from our CEO, which is not sufficient to satisfy our cash requirements for the next 12 months without securing additional financing. We are attempting to secure other sources of financing to develop our business plan, and to implement our sales and marketing plan. Our success in developing our business plan is dependent upon the level of financing we are able to secure.

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

Liquidity and Capital Resources

For the six months ended June 30, 2007 and from October 22, 2003 (date of inception), the Company incurred a net loss of $572,591 and $2,283,934 respectively. Of the losses for these two periods, $296,205 and $976,661 respectively, consisting of depreciation and amortization ($32,505 and $68,736), deferred compensation to our officers and consultants ($225,000 and $675,000), and issuance of common stock in exchange for services ($38,700 and $232,925), and others, including accruals, did not represent the use of cash. These changes plus others reduced the total cash used in operations to $104,031and $708,108, respectively.

As of June 30, 2007, the Company had a negative working capital of $1,312,592 of negative working capital and $273 in cash with which to satisfy any future cash requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as loans from its officers and directors, and subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to grow the business. There may be other risks and circumstances that management may be unable to predict

On December 31, 2006, we obtained a loan commitment from our CEO, in the amount of $500,000 under a master promissory note, due on demand, with interest at the rate of 5% per annum. We have been receiving advances on this note on an as needed basis and have drawn $325,505 as of June 30, 2007, and have effectively a line of credit outstanding of $174,495 available to us on an as needed basis.

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
Not applicable

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The registrant is engaged in the following legal proceedings at the date of this report:
On August 13, 2005, Ildemaro Martinez, Jr. filed a opposition with the U.S. Patent Office, to the Company’s use of the mark “Eurocinema”, and claims he has used this mark continuously since 1995. The Company has responded and filed for dismissal of action. To date no resolution has been reached, and the case is presently suspended pending a decision of the Company’s motion to dismiss, and Mr. Martinez’s motion for sanctions. The Company does not believe that the result of this case would have a detrimental effect on the Company’s financial statements.

The Company has a dispute over the charges from its patent attorney, Feldman Gale P.A. As a result of an action filed by Feldman Gale P.A., and counter motions by the Company, the matter has been referred to arbitration. A date for such arbitration has been set. The Company has recorded the full amount outstanding to Feldman Gale, P.A. of $71,760 at June 30, 2007, and therefore management does not believe the result of this case would have a detrimental affect on the Company’s financial statements.

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

EuroMedia Holdings Corp.
(Registrant)

Date: September 18, 2007	By:	/s/ Sebastien Perioche
Sebastien Perioche,
President & Principal Executive Officer

Date: September 18, 2007	By:	/s/ Cristino L. Perez
Cristino L. Perez,
Principal Financial Officer